Form 10-Q
period 2021-09-30
Warrior Technologies Acquisition Co
filed 2021-11-24
CIK 1820209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 17, 2021, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

Form 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash and cash equivalents	$905,110	$1,061
Prepaid expenses - current	230,825	-
Total current assets	1,135,935	1,061
Prepaid expenses - long-term	91,902	-
Deferred offering costs	-	370,649
Investments held in Trust Account	276,008,128	-
Total Assets	$277,235,965	$371,710

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$6,125	$195,813
Accrued expenses	85,000	167,954
Note payable - related party	-	41,000
Franchise tax payable	146,249	2,643
Total current liabilities	237,374	407,410
Derivative warrant liabilities	11,891,000	-
Deferred underwriting commissions	9,660,000	-
Total liabilities	21,788,374	407,410

Commitments and Contingencies

Class A common stock, $0.0001 par value; 27,600,000 and -0- shares as of September 30, 2021 and December 31, 2020, respectively	276,000,000	-

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	-	24,310
Accumulated deficit	(20,553,099)	(60,700)
Total stockholders' deficit	(20,552,409)	(35,700)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$277,235,965	$371,710

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$52,694	$246,876
Franchise tax expenses	49,864	145,653
Loss from operations	(102,558)	(392,529)
Other income (expenses)
Change in fair value of derivative warrant liabilities	4,540,200	7,567,000
Income from investments held in Trust Account	4,799	8,128
Offering costs associated with derivative liabilities	-	(743,650)
Net income	$4,442,441	$6,438,949

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	27,600,000	21,534,066
Basic and diluted net loss per common stock, Class A common stock subject to possible redemption	$0.13	$0.23
Weighted average shares outstanding of Class B common stock, basic and diluted	6,900,000	6,702,198
Basic and diluted net loss per share, Class B common stock	$0.13	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three and Nine Months Ended September 30, 2021 (Unaudited)

	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	6,900,000	$690	$24,310	$(60,700)	$(35,700)
Excess cash received over the fair value of the private warrants	-	-	-	-	782,000	-	782,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(806,310)	(26,931,348)	(27,737,658)
Net loss	-	-	-	-	-	(838,953)	(838,953)
Balance - March 31, 2021 (unaudited)	-	-	6,900,000	690	-	(27,831,001)	(27,830,311)
Net income	-	-	-	-	-	2,835,461	2,835,461
Balance - June 30, 2021 (unaudited)	-	-	6,900,000	690	-	(24,995,540)	(24,994,850)
Net income	-	-	-	-	-	4,442,441	4,442,441
Balance - September 30, 2021 (unaudited)	-	$-	6,900,000	$690	$-	$(20,553,099)	$(20,552,409)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

CONDENSED STATEMENT OF CASH FLOWS

For The Nine Months Ended September 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$6,438,949
Adjustments to reconcile net income to cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,567,000)
Income from investments held in Trust Account	(8,128)
Offering costs associated with derivative liabilities	743,650
Changes in operating assets and liabilities:
Prepaid expenses	(322,727)
Accounts payable	(189,688)
Accrued expenses	(22,914)
Franchise tax payable	143,606
Net cash used in operating activities	(784,252)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000
Repayment of note payable to related party	(41,000)
Proceeds received from initial public offering, gross	276,000,000
Proceeds received from private placement, net of note payable	7,520,000
Offering costs paid	(6,090,699)
Net cash provided by financing activities	277,688,301

Net increase in cash and cash equivalents	904,049

Cash and cash equivalents - beginning of the period	1,061
Cash and cash equivalents - end of the period	$905,110

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000
Reversal of accrued expenses	$145,040
Deferred underwriting commissions in connection with the initial public offering	$9,660,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 14, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had approximately $0.9 million in its operating bank account, and working capital of approximately $0.9 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $300,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $905,110 and $0 of cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

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

Offering Costs Associated with the Initial Public Offering

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Common Shares Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 27,600,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. There were no Class A shares issued or outstanding as of December 31, 2020.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, and December 31, 2020, the Company had immaterial deferred tax assets with a full valuation allowance against them.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (loss) per share of common stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 21,620,000 Class A common stock in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$3,553,953	$888,488	$4,910,591	$1,528,358

Denominator:
Basic and diluted weighted average common stock outstanding	27,600,000	6,900,000	21,534,066	6,702,198

Basic and diluted net income (loss) per common stock	$0.13	$0.13	$0.23	$0.23

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting standards update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $5.5 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or approximately $9.7 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The deferred amount was considered as a long-term liability, as closing of a potential Business Combination within 12 months from the balance sheet date was not considered probable as of September 30, 2021.

Note 6 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 27,600,000 shares of Class A common stock outstanding, all of which were subject to possible redemption. There were no shares of Class A common stock issued or outstanding as of December 31, 2020.

As of September 30, 2021, Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

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

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 27,600,000 and 0 shares of Class A common stock issued and outstanding, of which 27,600,000 shares were subject to possible redemption and are classified as temporary equity.

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

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public warrants	$7,590,000	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$4,301,000	$-

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021 , when the Public Warrants were separately listed and traded in an active market.  The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price.

The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Black-Scholes option pricing model. Beginning in April 2021, the estimated fair value of the Private Placement Warrants is based on the listed price in an active market for such warrants.

For the three and nine months ended September 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $4.5 million and $7.6 million, respectively, which is presented in the accompanying unaudited condensed statements of operations.

The initial estimated fair value of the Public Warrants, using a Monte Carlo simulation, and the Private Placement Warrants, Black-Scholes model, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes model are assumptions related to expected stock-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on historical and implied volatility of select peer companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity commensurate with the expected remaining life of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the initial measurement date of March 2, 2021 for the warrants:

Initial Fair Value
Exercise price	$11.50
Stock price	$9.55
Volatility	15.0%
Term (years)	6.1
Risk-free rate	0.89%
Dividend yield	0.00%

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the period ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at March 2, 2021	$-
Issuance of Public and Private Warrants	19,458,000
Change in fair value of derivative warrant liabilities	-
Derivative warrant liabilities at March 31, 2021	19,458,000
Transfer of Public Warrants to Level 1	(12,420,000)
Transfer of Private Placement Warrants to Level 2	(7,038,000)
Derivative warrant liabilities at June 30, 2021	-
Derivative warrant liabilities at September 30, 2021	$-

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

Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, we had approximately $0.9 million in its operating bank account, and working capital of approximately $0.9 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $300,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $4.4 million, which consisted of approximately $53,000 general and administrative expenses, $50,000 in franchise tax expenses, and approximately $4.5 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, and $5,000 from income held in the Trust Account.

For the nine months ended September 30, 2021, we had net income of approximately $6.4 million, which consisted of approximately $247,000 general and administrative expenses, $744,000 offering costs associated with derivative liabilities, approximately $146,000 in franchise tax expenses, and approximately $7.6 million non-operating gain resulting from the change in fair value of derivative warrant liabilities and $8,000 from investments held in the Trust Account.

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $5.5 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or approximately $9.7 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. The deferred amount was considered as a long-term liability, as closing of a potential Business Combination within 12 months from the balance sheet date was not considered probable as of September 30, 2021.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 21,620,000 Class A common stock in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting standards update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of our annual fiscal year. We are currently evaluating the impact of this standard on its financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market or interest rate risk to which we are exposed.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 2, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing and payable on the consummation of the Initial Public Offering. On September 30, 2021, there were no loans outstanding.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: November 24, 2021	WARRIOR TECHNOLOGIES ACQUISITION COMPANY

	By:	/s/ H.H. “Tripp” Wommack III
	Name:	H.H. “Tripp” Wommack III
	Title:	Chief Executive Officer