Form 10-Q
period 2022-03-31
Warrior Technologies Acquisition Co
filed 2022-05-17
CIK 1820209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

Form 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$232,706	$812,409
Prepaid expenses - current	268,153	226,667
Total current assets	500,859	1,039,076
Prepaid expenses - long-term	-	35,653
Investments held in Trust Account	276,017,338	276,014,523
Total Assets	$276,518,197	$277,089,252

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$41,233	$170,728
Accrued expenses	87,067	61,471
Franchise tax payable	50,000	200,000
Total current liabilities	178,300	432,199
Derivative warrant liabilities	5,405,000	10,810,000
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	15,243,300	20,902,199

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 27,600,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	276,000,000	276,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	-	-
Accumulated deficit	(14,725,793)	(19,813,637)
Total stockholders’ deficit	(14,725,103)	(19,812,947)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$276,518,197	$277,089,252

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2022	2021
General and administrative expenses	$268,921	$48,829
Franchise tax expenses	51,050	46,474
Loss from operations	(319,971)	(95,303)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,405,000	-
Offering costs associated with derivative liabilities	-	(743,650)
Income from investments held in Trust Account	2,815	-
Net income (loss)	$5,087,844	$(838,953)

Weighted average shares outstanding of Class A common, basic and diluted	27,600,000	9,200,000
Basic and diluted net income (loss) per common stock, Class A common stock	$0.15	$(0.05)
Weighted average shares outstanding of Class B common stock, basic	6,900,000	6,300,000
Basic and diluted net income (loss) per share, Class B common stock	$0.15	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2022 (Unaudited)

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,900,000	$690	$-	$(19,813,637)	$(19,812,947)
Net income	-	-	-	-	-	5,087,844	5,087,844
Balance - March 31, 2022 (unaudited)	-	$-	6,900,000	$690	$-	$(14,725,793)	$(14,725,103)

For The Three Months Ended March 31, 2021 (Unaudited)

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	6,900,000	$690	$24,310	$(60,700)	$(35,700)
Excess cash received over the fair value of the private warrants	-	-	-	-	782,000	-	782,000
Change in carrying amount of Class A common stock subject to possible redemption	-	-	-	-	(806,310)	(26,931,348)	(27,737,658)
Net loss	-	-	-	-	-	(838,953)	(838,953)
Balance - March 31, 2021 (unaudited)	-	$-	6,900,000	$690	$-	$(27,831,001)	$(27,830,311)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$5,087,844	$(838,953)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,405,000)	-
Income from investments held in Trust Account	(2,815)	-
Offering costs associated with derivative liabilities	-	743,650
Changes in operating assets and liabilities:
Prepaid expenses	(5,833)	(453,920)
Accounts payable	(129,495)	(195,813)
Accrued expenses	25,597	41,144
Franchise tax payable	(150,001)	44,728
Net cash used in operating activities	(579,703)	(659,164)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(276,000,000)
Net cash used in investing activities	-	(276,000,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	300,000
Repayment of note payable to related party	-	(41,000)
Proceeds received from initial public offering, gross	-	276,000,000
Proceeds received from Private Placement, net of note payable	-	7,520,000
Offering costs paid	-	(6,066,144)
Net cash provided by financing activities	-	277,712,856
Net change in cash and cash equivalents	(579,703)	1,053,692
Cash and cash equivalents - beginning of the period	812,409	1,061
Cash and cash equivalents - end of the period	$232,706	$1,054,753
Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$-	$1,380
Offering costs included in accrued expenses	$-	$108,174
Reversal of accrued expenses	$-	$145,040
Deferred underwriting commissions in connection with the initial public offering	$-	$9,660,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from July 14, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

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

Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of  March 31, 2022, the Company had approximately $233,000 in its operating bank account and working capital of approximately $323,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $300,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s realization of its business plan is dependent, in part, on whether it is able to complete a Business Combination with a viable target prior to its scheduled liquidation date of September 2, 2022. The Company lacks the capital resources it needs to sustain operation through its scheduled liquidation date of September 2, 2022 and there is uncertainty as to whether the Company will be in a position to fund any extensions of time needed to defer the liquidation date of the business should a business combination target be found. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 2, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 14, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 14, 2022.

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

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 or December 31, 2021.

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

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The 13,800,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 7,820,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model in a risk-neutral framework. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Shares Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of  March 31, 2022 and December 31, 2021, 27,600,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the Private Placement Warrants to purchase an aggregate of 21,620,000 Class A common stock in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended  March 31, 2022 and 2021.  Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For The Three Months Ended March 31, 2022		For The Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$4,070,275	$1,017,569	$(497,959)	$(340,994)

Denominator:
Basic and diluted weighted average common stock outstanding	27,600,000	6,900,000	9,200,000	6,300,000

Basic and diluted net income (loss) per common stock	$0.15	$0.15	$(0.05)	$(0.05)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $5,500,000 in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or approximately $9,700,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The deferred amount was considered as a long-term liability, as closing of a potential Business Combination within 12 months from the balance sheet date was not considered probable as of March 31, 2022.

Note 6 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$276,000,000
Less:
Fair value of Public Warrants at issuance	(12,420,000)
Offering costs allocated to Class A common stock subject to possible redemption	(15,317,658)
Plus:
Remeasurement on Class A common stock subject to possible redemption amount	27,737,658
Class A common stock subject to possible redemption	$276,000,000

Note 7 — Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 and 0 shares of Class A common stock issued and outstanding, of which 27,600,000 shares were subject to possible redemption and are classified as temporary equity.

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

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$276,014,523	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$6,900,000	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$3,910,000	$-

	March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$276,017,338	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$3,450,000	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$1,955,000	$-

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

For the three months ended March 31, 2022 and 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $5,400,000 and $0, which is presented in the accompanying statements of operations, respectively.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	19,458,000
Change in fair value of derivative warrant liabilities	-
Derivative warrant liabilities at March 31, 2021	$19,458,000

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on July 20, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our Sponsor is Warrior Technologies Sponsor, LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on February 25, 2021. On March 2, 2021, we consummated our Initial Public Offering of 27,600,000 units, including the exercise of the underwriters’ option to purchase 3,600,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $276,000,000, and incurring offering costs of approximately $16,100,000, of which approximately $9,700,000 and approximately $149,000 was for deferred underwriting commissions and deferred legal fees respectively.

Simultaneously with the closing of our Initial Public Offering, we consummated the Private Placement of 7,820,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7,800,000.

Upon the closing of our Initial Public Offering and the Private Placement, $276,000,000 ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a‑7 promulgated under the Investment Company Act, that invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

If we are unable to complete a Business Combination by the Combination Period and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2022, we had approximately $233,000 in its operating bank account and working capital of approximately $323,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $300,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the lack of sufficient capital resources combined with mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 2, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering, and since such offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $5,100,000, which consisted of approximately $5,400,000 in non-operating gain resulting from the change in fair value of derivative warrant liabilities, and approximately $3,000 from income held in the Trust Account, offset by $269,000 general and administrative expenses, and $51,000 in franchise tax expenses.

For the three months ended March 31, 2021, we had net loss of approximately $839,000, which consisted of approximately $49,000 general and administrative expenses, $744,000 offering costs associated with derivative warrant liabilities and approximately $46,000 in franchise tax expenses.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5,500,000 in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or approximately $9,700,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. The deferred amount was considered as a long-term liability, as closing of a potential Business Combination within 12 months from the balance sheet date was not considered probable as of March 31, 2022.

Critical Accounting Policies

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 13,800,000 Public Warrants issued in connection with the Initial Public Offering and the 7,820,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model in a risk-neutral framework. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 27,600,000 shares of Class A Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 21,620,000 Class A Common Stock in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Remeasurement associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of  March 31, 2022, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market or interest rate risk to which we are exposed.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended  March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of  March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 2, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K files with the SEC on April 14, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 7,820,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7,800,000.

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing and payable on the consummation of the Initial Public Offering. On March 31, 2022, there were no loans outstanding.

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

We paid a total of approximately $5,500,000 in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $9,700,000 in underwriting discounts and commissions.

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

Dated: May 16, 2022	WARRIOR TECHNOLOGIES ACQUISITION COMPANY

	By:	/s/ H.H. “Tripp” Wommack III
	Name:	H.H. “Tripp” Wommack III
	Title:	Chief Executive Officer