Form 10-Q
period 2022-06-30
Warrior Technologies Acquisition Co
filed 2022-08-22
CIK 1820209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 17, 2022, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

Form 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$26,375	$812,409
Prepaid expenses and other current assets	479,715	226,667
Total current assets	506,090	1,039,076
Prepaid expenses - long-term	-	35,653
Investments held in Trust Account	276,090,072	276,014,523
Total Assets	$276,596,162	$277,089,252

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$82,273	$170,728
Accrued expenses	231,179	61,471
Income tax payable	14,075	-
Franchise tax payable	102,345	200,000
Total current liabilities	429,872	432,199
Derivative warrant liabilities	1,081,000	10,810,000
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	11,170,872	20,902,199

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 27,600,000 shares at redemption value of $10.00 per share as of June 30, 2022 and December 31, 2021	276,000,000	276,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	-	-
Accumulated deficit	(10,575,400)	(19,813,637)
Total stockholders' deficit	(10,574,710)	(19,812,947)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$276,596,162	$277,089,252

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$462,316	$145,353	$731,237	$194,182
Franchise tax expenses	52,345	49,315	103,395	95,789
Loss from operations	(514,661)	(194,668)	(834,632)	(289,971)
Other income (expenses):
Change in fair value of derivative warrant liabilities	4,324,000	3,026,800	9,729,000	3,026,800
Offering costs associated with derivative liabilities	-	-	-	(743,650)
Income from investments held in Trust Account	355,129	3,329	357,944	3,329
Net income before income taxes	4,164,468	2,835,461	9,252,312	1,996,508
Income tax expense	(14,075)	-	(14,075)	-
Net income	$4,150,393	$2,835,461	$9,238,237	$1,996,508
Weighted average shares outstanding of Class A common, basic and diluted	27,600,000	27,600,000	27,600,000	18,450,829
Basic and diluted net income (loss) per common stock, Class A common stock	$0.12	$0.08	$0.27	$0.08
Weighted average shares outstanding of Class B common stock, basic	6,900,000	6,900,000	6,900,000	6,601,657
Weighted average shares outstanding of Class B common stock, diluted	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net income (loss) per share, Class B common stock	$0.12	$0.08	$0.27	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three and Six Months Ended June 30, 2022 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,900,000	$690	$-	$(19,813,637)	$(19,812,947)
Net income	-	-	-	-	-	5,087,844	5,087,844
Balance - March 31, 2022 (unaudited)	-	-	6,900,000	690	-	(14,725,793)	(14,725,103)
Net income	-	-	-	-	-	4,150,393	4,150,393
Balance - June 30, 2022 (unaudited)	-	$-	6,900,000	$690	$-	$(10,575,400)	$(10,574,710)

For The Three and Six Months Ended June 30, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	6,900,000	$690	$24,310	$(60,700)	$(35,700)
Excess cash received over the fair value of the private warrants	-	-	-	-	782,000	-	782,000
Change in carrying amount of Class A common stock subject to possible redemption	-	-	-	-	(806,310)	(26,931,348)	(27,737,658)
Net loss	-	-	-	-	-	(838,953)	(838,953)
Balance - March 31, 2021 (unaudited)	-	-	6,900,000	690	-	(27,831,001)	(27,830,311)
Net income	-	-	-	-	-	2,835,461	2,835,461
Balance - June 30, 2021 (unaudited)	-	$-	6,900,000	$690	$-	$(24,995,540)	$(24,994,850)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WARRIOR TECHNOLOGIES ACQUISITION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2022		2021
Cash Flows from Operating Activities:
Net income		$9,238,237	$1,996,508
Adjustments to reconcile net income to cash used in operating activities:
Change in fair value of derivative warrant liabilities		(9,729,000)	(3,026,800)
Income from investments held in Trust Account		(357,944)	(3,329)
Offering costs associated with derivative liabilities		-	743,650
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(217,395)	(389,268)
Accounts payable		(88,455)	(183,856)
Accrued expenses		169,708	5,419
Income tax payable		14,075	-
Franchise tax payable		(97,655)	93,743
Net cash used in operating activities		(1,068,429)	(763,933)
Cash Flows from Investing Activities
Investment income released from Trust Account to pay for franchise taxes		282,395	-
Cash deposited in Trust Account		-	(276,000,000)
Net cash provided by (used in) investing activities		282,395	(276,000,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related party		-	300,000
Repayment of note payable to related party		-	(41,000)
Proceeds received from initial public offering, gross		-	276,000,000
Proceeds received from private placement, net of note payable		-	7,520,000
Offering costs paid		-	(6,090,699)
Net cash provided by financing activities		-	277,688,301
Net change in cash and cash equivalents		(786,034)	924,368
Cash and cash equivalents - beginning of the period		812,409	1,061
Cash and cash equivalents - end of the period		$26,375	$925,429
Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses		$-	$85,000
Reversal of accrued expenses		$-	$145,040
Deferred underwriting commissions in connection with the initial public offering		$-	$9,660,000
Accretion of Class A common stock subject to possible redemption	$		$27,737,658

The accompanying notes are an integral part of these unaudited condensed financial statements.

Note 1 - Description of Organization, Business Operations and Going Concern

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 14, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Warrior Technologies Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 25, 2021. On March 2, 2021, the Company consummated its Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), including the exercise of the underwriter’s option to purchase 3,600,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $276,000,000, and incurring offering costs of approximately $16,100,000, of which approximately $9,700,000 and approximately $149,000 was for deferred underwriting commissions and deferred legal fees respectively (Note 5).

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

Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company had approximately $26,000 in its operating bank account and working capital of approximately $76,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $300,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 or December 31, 2021.

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

Class A Common Shares Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,600,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. Our effective tax rate was 0.34% and 0.15% for the three and six months ended June 30, 2022, respectively, and 0.00% for the three and six months ended June 30, 2021. The effective tax rate differs from the statutory tax due to the change in fair value of warrant liabilities and the valuation allowance on the deferred tax assets.

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

Net income per share of common stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the Private Placement Warrants to purchase an aggregate of 21,620,000 Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2022 and 2021.  Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock:

	For The Three Months Ended June 30, 2022		For The Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic	$3,320,314	$830,079	$2,268,369	$567,092
Allocation of net income, diluted	$3,320,314	$830,079	$2,268,369	$567,092
Denominator:
Basic weighted average common stock outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Diluted weighted average common stock outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Basic net income (loss) per common stock	$0.12	$0.12	$0.08	$0.08
Diluted net income (loss) per common stock	$0.12	$0.12	$0.08	$0.08

	For The Six Months Ended June 30, 2022		For The Six Months Ended June 30, 2021

	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic	$7,390,590	$1,847,647	$1,470,402	$526,106
Allocation of net income, diluted	$7,390,590	$1,847,647	$1,453,098	$543,410
Denominator:
Basic weighted average common stock outstanding	27,600,000	6,900,000	18,450,829	6,601,657
Diluted weighted average common stock outstanding	27,600,000	6,900,000	18,450,829	6,900,000
Basic net income per common stock	$0.27	$0.27	$0.08	$0.08
Diluted net income per common stock	$0.27	$0.27	$0.08	$0.08

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of our annual fiscal year. We are currently evaluating the impact of this standard on the Company's financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Note 5 - Commitments and Contingencies

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $5,500,000 in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or approximately $9,700,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The deferred amount was considered as a long-term liability, as closing of a potential Business Combination within 12 months from the balance sheet date was not considered probable as of June 30, 2022.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

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

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 27,600,000 and 0 shares of Class A common stock issued and outstanding, of which 27,600,000 shares were subject to possible redemption and are classified as temporary equity.

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

Note 8 - Warrants

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$276,090,072	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$690,000	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$391,000	$-

	December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$276,014,523	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$6,900,000	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$3,910,000	$-

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

For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $4,324,000 and $3,027,000, which is presented in the accompanying statements of operations, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $9,729,000 and $3,027,000, which is presented in the accompanying statements of operations, respectively.

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

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at March 2, 2021	$-
Issuance of Public and Private Warrants	19,458,000
Change in fair value of derivative warrant liabilities	-
Derivative warrant liabilities at March 31, 2021	19,458,000
Transfer of Public Warrants to Level 1	(12,420,000)
Transfer of Private Placement Warrants to Level 2	(7,038,000)
Derivative warrant liabilities at June 30, 2021	$-

Note 10 - Subsequent Events

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

Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2022, we had approximately $26,000 in its operating bank account and working capital of approximately $76,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $300,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering, and since such offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $4.2 million, which consisted of approximately $4.3 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities, and approximately $355,000 from income held in the Trust Account, offset by $462,000 general and administrative expenses, $52,000 in franchise tax expenses and income tax expense of approximately $14,000.

For the three months ended June 30, 2021, we had net income of approximately $2.8 million, which consisted of approximately $145,000 general and administrative expenses, $49,000 in franchise tax expenses, and approximately $3.0 million non-operating gain resulting from the change in fair value of derivative warrant liabilities.

For the six months ended June 30, 2022, we had net income of approximately $9.2 million, which consisted of approximately $9.7 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities, and approximately $357,000 from income held in the Trust Account, offset by $731,000 general and administrative expenses, $103,000 in franchise tax expenses and income tax expense of approximately $14,000.

For the six months ended June 30, 2021, we had net income of approximately $2.0 million, which consisted of approximately $194,000 general and administrative expenses, $744,000 offering costs associated with derivative liabilities, approximately $96,000 in franchise tax expenses, and approximately $3.0 million non-operating gain resulting from the change in fair value of derivative warrant liabilities.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5,500,000 in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or approximately $9,700,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. The deferred amount was considered as a long-term liability, as closing of a potential Business Combination within 12 months from the balance sheet date was not considered probable as of June 30, 2022.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,600,000 shares of Class A Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 21,620,000 Class A Common Stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2022 and 2021. Remeasurement associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In August 2020FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of our annual fiscal year. We are currently evaluating the impact of this standard on its financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market or interest rate risk to which we are exposed.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company's management has concluded that our control around the interpretation and accounting for certain complex financial instruments, warrants and fair value of the warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 2, 2021 and for the period ended June 30, 2022. Additionally, this material weakness could result in a misstatement of the accrued expenses, warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing and payable on the consummation of the Initial Public Offering. On June 30, 2022, there were no loans outstanding.

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

Dated: August 22, 2022	WARRIOR TECHNOLOGIES ACQUISITION COMPANY

	By:	/s/ H.H. “Tripp” Wommack III
	Name:	H.H. “Tripp” Wommack III
	Title:	Chief Executive Officer